Form 10-K
period 1999-12-31
CREDIT SUISSE FIR BOS MOR SEC CORP MO BK PA TH CE SE 99-WM1
filed 2000-04-03
CIK 1103214

SECURITIES AND EXCHANGE COMMISSION
                                       Washington, D.C.  20549

                                                     FORM 10-K



                                 Pursuant to Section 13 or 15(d) of the
                                     Securities Exchange Act of 1934


(Mark One)
[ x            ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1999

_______________________________   or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
                 Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number 333-53115

               Credit Suisse First Boston Mortgage Securities Corp Mortgage-Backed Pass-Through Certificates, Series 1999-WM1
(Exact name of registrant as specified in its charter)

         United States                                 13-3320910
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                     Identification No.)

11 Madison Avenue, 5th Floor
New York, NY                                                  10010

(Address of Principal Executive Offices)                    (Zip Code)

Registrant's telephone number, including area code:        (212)325-2000

               Securities registered pursuant to Section 12(b) of the Act
                     NONE
               Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 Yes             X No *
Transaction closed in November 1999

                                                  PART I

Item 2.  Properties
               Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
                  There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
                  There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters
               There were under 300 participants in the DTC system holding positions in the Cede certificates.
               The following were Noteholders and Certificateholders of record as of the end of the reporting year.
               Washington Mutual Bank, FA
               'Mortgage-Backed Pass-Through Certificates, Series 1999-WM1

               Bank One
               Corporate Trust Administration
               Suite 0126
               Chicago, IL  60670

               Washington Mutual Bank, FA
               ATTN Paul Bonde Mailstop  WMT 0602
               1201 Third Ave
               Seattle, WA  98101






           Series 1999-WM1 Class 1-A-1           Cede & Co.
           Series 1999-WM1 Class 1-A-2           Cede & Co.
           Series 1999-WM1 Class 2-A-1           Cede & Co.
           Series 1999-WM1 Class 2-A-2           Cede & Co.
           Series 1999-WM1 Class 3-A-1           Cede & Co.
           Series 1999-WM1 Class 3-A-2           Cede & Co.
           Series 1999-WM1 Class 4-A-1           Cede & Co.
           Series 1999-WM1 Class 4-A-2           Bank One
           Series 1999-WM1 Class 5-A-1           Cede & Co.
           Series 1999-WM1 Class 5-A-2           Cede & Co.
           Series 1999-WM1 Class 5-A-3           Bank One
           Series 1999-WM1 Class 6-A-1           Cede & Co.
           Series 1999-WM1 Class 6-A-2           Cede & Co.
           Series 1999-WM1 Class 6-A-3           Bank One
           Series 1999-WM1 Class 7-A             Cede & Co.
           Series 1999-WM1 Class 8-A             Cede & Co.
           Series 1999-WM1 Class M-1             Cede & Co.
           Series 1999-WM1 Class M-2             Cede & Co.
           Series 1999-WM1 Class M-3             Cede & Co.
           Series 1999-WM2 Class M-4             Cede & Co.
           Series 1999-WM1 Class B-1             Washington Mutual Bank, FA
           Series 1999-WM1 Class B-2             Washington Mutual Bank, FA
           Series 1999-WM1 Class B-3             Washington Mutual Bank, FA

               There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosures:   Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management
               The Notes are represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers.
               The address of Cede & Co. is:
               Cede & Co.
               c/o The Depository Trust Company
               55 Water Street
               New York, New York 10041

Item 13.  Certain Relationships and Related Transactions.
               There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

               (a) 1.  Not Applicable
                     2.  Not Applicable
                     3.  Exhibits
                          99.1  Annual Summary Statement
                          99.2  Annual Statement as to Compliance.
                          99.3  Annual Independent Public
                                   Accountant's Servicing Report.

               (b)   Reports on Form 8-K
               The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated
               December 20, 1999



               (c)    See (a) 3 above

               (d)    Not Applicable



                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Washington Mutual Bank, FA
Mortgage-Backed Pass-Through Certificates, Series 1999-WM1

               /s/ Barbara Grosse, Vice President
               Bank One



Date           March 28, 2000


                                 EXHIBIT INDEX

               Exhibit Number    Description
                        99.1     Annual Summary Statement
                        99.2     Annual Statement of Compliance
                        99.3     Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1999

               Washington Mutual Bank, FA
               Mortgage-Backed Pass-Through Certificates, Series 1999-WM1
              Summary of Aggregate Amounts or End of Year Amounts

               Pool Balance                        4,601,119,093.32
               Principal         Collections          90,551,812.45
               Realized Loss                                   0.00
               Interest          Collections          54,357,301.21
               Servicer          Fees                          0.00
               Trustee           Fees                          0.00





                                      Number         Stated Principal Bal
               30-59 days delique       90            41,614,963.65
               60-89 days delique        1               351,578.87
               90+ days deliquent        1               279,493.43
               Foreclosures           Information not available
               REO Properties            0                     0.00



      Certificate            Balance       Interest      Principal

      Class 1-A-1       217,387,529.11  1,146,130.01   4,763,470.89
      Class 1-A-2       208,709,000.00  1,076,779.52           0.00
      Class 2-A-1       254,196,304.46  1,289,330.86   2,940,695.54
      Class 2-A-2       147,243,000.00    738,302.71           0.00
      Class 3-A-1       589,698,317.02  3,193,999.68   9,386,682.98
      Class 3-A-2       350,619,000.00  1,869,312.33           0.00
      Class 4-A-1       153,437,523.93    911,928.01   4,072,476.07
      Class 4-A-2       108,014,000.00    625,363.42           0.00
      Class 5-A-1       340,362,253.77  1,964,136.97   9,637,746.23
      Class 5-A-2       469,803,000.00  2,636,449.83           0.00
      Class 5-A-3       200,000,000.00  1,122,363.98           0.00
      Class 6-A-1       442,255,226.82  2,575,194.74   7,744,773.18
      Class 6-A-2       490,357,000.00  2,806,143.93           0.00
      Class 6-A-3       200,000,000.00  1,144,531.00           0.00
      Class 7-A          44,076,993.49    282,047.18     380,006.51
      Class 8-A          61,201,749.62    387,076.31      44,250.38
      Class M-1         128,908,422.21    710,501.71     114,577.79
      Class M-2         107,813,172.32    594,231.49      95,827.68
      Class M-3          60,937,836.57    335,869.73      54,163.43
      Class M-4          30,467,919.17    167,929.36      27,080.83
      Class B-1          21,094,250.78    116,264.72      18,749.22
      Class B-2          11,717,585.05     64,583.56      10,414.95
      Class B-3          14,067,202.40     77,533.89      12,503.36








       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
               To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
               To be supplied upon receipt by the Trustee